Form 10-K
period 2007-12-31
Sequoia Mortgage Trust 2007-3
filed 2008-03-31
CIK 1405457

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-132123-05

      Sequoia Mortgage Trust 2007-3
      (exact name of issuing entity as specified in its charter)

      Sequoia Residential Funding, Inc.
      (exact name of the depositor as specified in its charter)

      RWT Holdings, Inc.
      (exact name of the sponsor as specified in its charter)



  New York                                54-2200361
  (State or other jurisdiction of         54-2200362
  incorporation or organization)          54-2200363
                                          54-2200364
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

On August 21, 2007, First Magnus Financial Corporation ("First Magnus"), an originator in this transaction, filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Arizona. On January 4, 2008, First Magnus submitted its Second Amended Disclosure Statement in Support of Second Amended Plan of Liquidation (the "Plan") Filed by First Magnus Financial Corporation Dated January 4, 2008 (the "Disclosure Statement"). The purpose of the Disclosure Statement is to provide adequate information to the holders of claims or interests in the matter so that they can make an informed judgment in exercising their right to vote for acceptance or rejection of the Plan. Although due to its insolvency First Magnus may not be able to honor any repurchase demands regarding the mortgage loans, the Seller is obligated to honor such demands and expects to do so.

PHH Corporation ("PHH"), a servicer in the transaction, became current in its filing with the SEC under the Securities Exchange Act of 1934 on June 28, 2007 when it filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the "March 2007 Form 10-Q"). On August 8, 2007, PHH filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the "June 2007 Form 10-Q").

On August 6, 2007, PHH filed a revised Preliminary Proxy Statement on Schedule 14A (the "Revised Preliminary Proxy"). In the Revised Preliminary Proxy PHH disclosed that on or about April 10, 2007, the claims against Blackstone were dismissed without prejudice and that the two civil cases were subsequently consolidated. PHH disclosed that on July 27, 2007 the plaintiffs filed a consolidated amended complaint that did not name GE or Blackstone as defendants, and essentially repeated the allegations previously made against the members of PHH's board of directors and added allegations that the disclosures made in the Preliminary Proxy omitted certain material facts. PHH disclosed in the June 2007 Form 10-Q that on August 7, 2007, PHH disclosed that the court dismissed the consolidated amended complaint on the ground that the plaintiffs' claims could only be asserted derivatively, whereas the plaintiffs were seeking to assert their claims directly. PHH disclosed that the court gave the plaintiffs the option of having the dismissal be with prejudice and without leave to amend, in which event they would be able to file a notice of appeal, or without prejudice and with leave to amend, in which event they would be able to serve a demand on PHH's board of directors or file a pleading in which they attempt to demonstrate that demand would have been futile. PHH reported that due to the inherent uncertainties of litigation, and because these actions are at a preliminary stage, it could not accurately predict the ultimate outcome of these matters at the time the June 2007 Form 10-Q was filed, that it could not make an estimate of the possible loss or range of loss at that time, that it intended to respond appropriately in defending against the alleged claims in each of these matters, and that the ultimate resolution of these matters could have a material adverse effect on its business, financial position, results of operations or cash flows.

In a Current Report on Form 8-K that PHH filed on August 9, 2007, it reported that on August 8, 2007 it announced that it would hold a special meeting of its stockholders on September 26, 2007, for the purpose of adopting the Merger Agreement.

In its Form 10-K that PHH filed February 29, 2008, PHH reported that its proposed Merger with a wholly-owned subsidiary of General Electric Capital Corporation ("GE") did not take place by December 31, 2007 and PHH terminated the merger agreement with GE on January 1, 2008. In connection with that termination, the proposed sale of PHH's mortgage operations to an affiliate of The Blackstone Group was also terminated.

You can find the PHH filings on the SEC website at www.sec.gov. The developments described in this section and in the PHH SEC filings could have a material adverse effect on the business, liquidity and financial condition of PHH and on the ability of PHH Mortgage to service the mortgage loans and perform its duties under the related Servicing Agreement. The inability of PHH Mortgage to perform these functions could have a material adverse effect on the value of the Certificates. PHH filings with the SEC shall not be deemed to be incorporated by reference into this Form 10-K.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated July 27, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to the Company during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the assessments of compliance with servicing criteria and related attestation reports included with this report, the assessments of compliance and related attestation reports of GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, Morgan Stanley Credit Corporation and PHH Mortgage Corporation did not address each servicing criterion that such servicers were required to address under the terms of the related servicing agreements. The servicers have not identified such failure to provide an assessment and attestation for these items as a material failure to fulfill their obligations under the related servicing agreements in the servicer compliance statements provided under Item 1123 of Regulation AB because, in each case, the servicer asserts that those items are not applicable to such servicer.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Cenlar, FSB as Sub-Servicer for Morgan Stanley Credit Corporation
    33.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    33.3 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    33.4 Morgan Stanley Credit Corporation as Servicer
    33.5 PHH Mortgage Corporation as Servicer
    33.6 Wells Fargo Bank, N.A. as Servicer
    33.7 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.8 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Cenlar, FSB as Sub-Servicer for Morgan Stanley Credit Corporation
    34.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    34.3 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    34.4 Morgan Stanley Credit Corporation as Servicer
    34.5 PHH Mortgage Corporation as Servicer
    34.6 Wells Fargo Bank, N.A. as Servicer
    34.7 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.8 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statements.



    35.1 Cenlar, FSB as Sub-Servicer for Morgan Stanley Credit Corporation
    35.2 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    35.3 Morgan Stanley Credit Corporation as Servicer
    35.4 PHH Mortgage Corporation as Servicer
    35.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Sequoia Residential Funding, Inc.
   (Depositor)


   /s/ John Isbrandtsen
   John Isbrandtsen, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2008



  Exhibit Index

  Exhibit No.


   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Cenlar, FSB as Sub-Servicer for Morgan Stanley Credit Corporation
    33.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    33.3 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    33.4 Morgan Stanley Credit Corporation as Servicer
    33.5 PHH Mortgage Corporation as Servicer
    33.6 Wells Fargo Bank, N.A. as Servicer
    33.7 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.8 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Cenlar, FSB as Sub-Servicer for Morgan Stanley Credit Corporation
    34.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    34.3 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    34.4 Morgan Stanley Credit Corporation as Servicer
    34.5 PHH Mortgage Corporation as Servicer
    34.6 Wells Fargo Bank, N.A. as Servicer
    34.7 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.8 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statements.



    35.1 Cenlar, FSB as Sub-Servicer for Morgan Stanley Credit Corporation
    35.2 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    35.3 Morgan Stanley Credit Corporation as Servicer
    35.4 PHH Mortgage Corporation as Servicer
    35.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
